Form 10-Q
period 2002-09-30
REPUBLIC ENGINEERED PRODUCTS LLC
filed 2002-11-13
CIK 1194424

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the period ended September 30, 2002       Commission File Number: 333-100581



                        REPUBLIC ENGINEERED PRODUCTS LLC
                        --------------------------------
             (Exact name of registrant as specified in its charter)



                            DELAWARE                                               02-0626814
--------------------------------------------------------------          ---------------------------------
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)

                     3770 EMBASSY PARKWAY
                    AKRON, OHIO 44333-8367                                       (330) 670-3000
--------------------------------------------------------------          ---------------------------------
           (Address of principal executive offices)                      (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  X Yes   No

                REPUBLIC ENGINEERED PRODUCTS LLC AND SUBSIDIARIES

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Consolidated Statements of Operations (Going Concern Basis) for the Period from August
          16, 2002 to September 30, 2002 and the Three-Month Period Ended September 30,2001 and
          the Consolidated Statement of Changes in Net Liabilities (Liquidation Basis) for the
          Period From July 1, 2002 to August 15, 2002                                                         3

          Consolidated Statements of Operations (Going Concern Basis) for the Period from August
          16, 2002 to September 30, 2002 and the Nine-Month Period Ended September 30,2001 and  the
          Consolidated Statement of Changes in Net Liabilities (Liquidation Basis) for the Period
          From January 1, 2002 to August 15, 2002                                                             4

          Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001                        5-6

          Consolidated Statements of Cash Flows (Going Concern Basis) for the Periods from August
          16, 2002 to September 30, 2002 and the Nine-Month Period Ended September 30, 2001 and the
          Consolidated Statements of Cash Flows (Liquidation Basis) for the Period from January 1,
          2002 to August 15, 2002                                                                             7

          Notes to Consolidated Financial Statements                                                       8-17

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           17-21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                         21

Item 4.   Controls and Procedures

                                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                  21

Item 2.   Changes in Securities                                                                              21

Item 3.   Defaults Upon Senior Securities                                                                    21

Item 4.   Submission of Matters to a Vote of Security Holders                                                21

Item 5.   Other Information                                                                                  21

Item 6.   Exhibits and Reports on Form 8-K                                                                   21

          Signatures                                                                                         22

          Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002                                                                      23-26

                         PART I - FINANCIAL INFORMATION

ITEM 1 - UNAUDITED FINANCIAL STATEMENTS

                REPUBLIC ENGINEERED PRODUCTS LLC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS) FOR THE PERIOD
      FROM AUGUST 16, 2002 TO SEPTEMBER 30, 2002 AND THE THREE-MONTH PERIOD
                        ENDED SEPTEMBER 30, 2001 AND THE
       CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
     (LIQUIDATION BASIS) FOR THE PERIOD FROM JULY 1, 2002 TO AUGUST 15, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                 The Predecessor --
                                                             The Company --       -----------------------------------------
                                                             Period From             Period From             Three Month
                                                           August 16,2002 to       July 1, 2002 to          Period Ended
                                                          September 30, 2002       August 15, 2002       September 30, 2001
                                                        (Going Concern Basis)     (Liquidation Basis)   (Going Concern Basis)
                                                        ---------------------     ------------------    ---------------------
Net sales                                                       $   105,251            $   103,157            $   240,017

Cost of goods sold                                                  102,421                104,606                240,005
                                                                -----------            -----------            -----------

Gross profit (loss)                                                   2,830                 (1,449)                    12

Selling, general and administrative expense                           4,768                  4,417                 10,037

Depreciation and amortization expense                                   912                    -                   14,135

Special charges (Note 8)                                                -                    1,006                    617

Other operating expense, net                                            331                  5,041                    803
                                                                -----------            -----------            -----------

Operating loss                                                       (3,181)               (11,913)               (25,580)

Interest expense                                                      2,885                  2,797                  8,457

Reorganization items - expense, net (Note 7)                            -                      528                  2,148
                                                                -----------            -----------            -----------

Loss before income taxes                                             (6,066)               (15,238)               (36,185)

Provision for income taxes                                              -                       12                     31
                                                                -----------            -----------            -----------

Net loss                                                        $    (6,066)               (15,250)           $   (36,216)
                                                                ===========            -----------            ===========

Net Liabilities at July 1, 2002                                                         (1,173,542)

Adjustment to liquidation basis                                                                -

Foreign currency translation adjustment                                                       (384)
                                                                                       -----------

Net liabilities in liquidation at August 15, 2002                                      $(1,189,176)
                                                                                       ===========

The accompanying notes are an integral part of these statements.

                         PART I - FINANCIAL INFORMATION


                REPUBLIC ENGINEERED PRODUCTS LLC AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS) FOR THE
      PERIOD FROM AUGUST 16, 2002 TO SEPTEMBER 30, 2002 AND THE NINE-MONTH
                     PERIOD ENDED SEPTEMBER 30, 2001 AND THE

             FOR THE PERIOD FROM JANUARY 1, 2002 TO AUGUST 15, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                 The Predecessor-
                                                          The Company-          -------------------------------------------
                                                          Period From              Period From             Nine Month
                                                        August 16,2002 to       January 1, 2002 to        Period Ended
                                                       September 30, 2002        August 15, 2002        September 30, 2001
                                                     (Going Concern Basis)      (Liquidation Basis)    (Going Concern Basis)
                                                     ---------------------      ------------------     ---------------------
Net sales                                                       $   105,251           $   611,983             $   757,272

Cost of goods sold                                                  102,421               588,841                 760,441
                                                                -----------           -----------             -----------

Gross profit (loss)                                                   2,830                23,142                  (3,169)

Selling, general and administrative expense                           4,768                23,401                  34,411

Depreciation and amortization expense                                   912                28,345                  42,685

Special charges (Note 8)                                                -                  10,541                  15,791

Other operating expense, net                                            331                   615                    (369)
                                                                -----------           -----------             -----------

Operating loss                                                       (3,181)              (39,760)                (95,687)

Interest expense                                                      2,885                17,721                  47,986

Reorganization items - expense, net (Note 7)                            -                   2,377                   8,634
                                                                -----------           -----------             -----------
Loss before income taxes                                             (6,066)              (59,858)               (152,307)

Provision for income taxes                                              -                      45                     234
                                                                -----------           -----------             -----------
Net loss                                                        $    (6,066)              (59,903)            $  (152,541)
                                                                ===========           -----------             ===========

Net Liabilities at January 1, 2002 (going concern basis)                                 (671,132)

Adjustment to liquidation basis                                                          (458,371)

Foreign currency translation adjustment                                                       230
                                                                                      -----------

Net liabilities in liquidation at August 15, 2002                                     $(1,189,176)
                                                                                      ===========

The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS LLC AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                       (IN THOUSANDS OF DOLLARS)
                              (UNAUDITED)

                                                                                  The Company-               The Predecessor-
                                                                               September 30, 2002           December 31, 2001
                                                                               ------------------           -------------------
ASSETS

Current assets:
       Cash and cash equivalents                                                          $     8,163             $     5,745
       Accounts receivable, less allowances of $13,708 and $17,234, respectively              103,201                 100,768
       Inventories (Note 5)                                                                   179,582                 207,864
       Assets held for sale (Note 10)                                                             -                     9,013
       Prepaid expenses and other current assets                                               15,164                  14,139
                                                                                          -----------             -----------

Total current assets                                                                          306,110                 337,529

Property, plant and equipment:
       Land and improvements                                                                    4,326                  14,356
       Buildings and improvements                                                              22,247                  35,218
       Machinery and equipment                                                                 92,749                 723,387
       Construction-in-progress                                                                17,628                   6,142
                                                                                          -----------             -----------

Total property, plant and equipment                                                           136,950                 779,103

Accumulated depreciation                                                                         (912)               (153,774)
                                                                                          -----------             -----------

Net property, plant and equipment                                                             136,038                 625,329

Assets held for sale (Note 10)                                                                    -                     2,355

Intangible assets, net of accumulated amortization of $24,453 at December 31, 2001                -                    67,133

Goodwill                                                                                       51,292                     -

Other assets                                                                                      806                  17,213
                                                                                          -----------             -----------

Total assets                                                                              $   494,246             $ 1,049,559
                                                                                          ===========             ===========

The accompanying notes are an integral part of these statements.

                REPUBLIC ENGINEERED PRODUCTS LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                     The Company-               The Predecessor-
                                                                                 September 30, 2002            December 31, 2001
                                                                                 ------------------            -----------------
LIABILITIES AND MEMBERS' INTEREST

    Current liabilities:
         Revolving credit facility (Note 6)                                                $   278,781             $   326,016
         Current maturities of long-term debt (Note 1)                                             -                     3,600
         Accounts payable                                                                       31,195                  45,350
         Accrued interest                                                                        1,272                   3,031
         Accrued compensation and benefits                                                      27,856                  37,737
         Other accrued liabilities                                                              23,648                  38,760
                                                                                           -----------             -----------
    Total current liabilities                                                                  362,752                 454,494

    Long-term debt (Note 6)                                                                     80,000                     -
    Other postretirement benefits                                                                  -                     3,398
    Accrued environmental liabilities (Note 13)                                                  5,618                  16,311
    Other liabilities                                                                              -                     7,278
                                                                                           -----------             -----------
    Total liabilities not subject to compromise                                                448,370                 481,481

Liabilities subject to compromise (Note 7)                                                         -                 1,239,210

                                                                                           -----------             -----------
Total liabilities                                                                              448,370               1,720,691
                                                                                           -----------             -----------

Mandatory redeemable members' interest - Class A Units                                             -                     3,700

Members' Interest:
    Predecessor Members' interest:
         Class B Units                                                                             -                  (618,715)
         Class B Units                                                                             -                    32,500

    Member's Interest                                                                           45,934                    -

    Accumulated other comprehensive loss                                                           (58)                (88,617)
                                                                                           -----------             -----------
    Total members' interest                                                                     45,876                (674,832)
                                                                                           -----------             -----------

Total liabilities and members' interest                                                    $   494,246             $ 1,049,559
                                                                                           ===========             ===========

The accompanying notes are an integral part of these statements.

                REPUBLIC ENGINEERED PRODUCTS LLC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
              FOR THE PERIODS FROM AUGUST 16, 2002 TO SEPTEMBER 30,
               2002 AND THE NINE-MONTH PERIOD ENDED SEPTEMBER 30,
                                    2001 AND
        THE CONSOLIDATED STATEMENT OF CASH FLOWS (LIQUIDATION BASIS) FOR
               THE PERIOD FROM JANUARY 1, 2002 TO AUGUST 15, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                       The Predecessor
                                                                     The Company       -------------------------------------------
                                                                     Period From           Period From            Nine Month
                                                                   August 16,2002 to   January 1, 2002 to        Period Ended
                                                                  September 30, 2002     August 15, 2002       September 30, 2001
                                                                (Going Concern Basis)  (Liquidation Basis)   (Going Concern Basis)
                                                                ---------------------  -------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $  (6,066)           $ (59,903)              $(152,543)
    Adjustments to reconcile net cash provided by (used in)
    operating activities:
    Restructuring charges                                                       -                    687                   1,158
    (Gain)/loss on sale of fixed assets                                         -                 (4,191)                 (1,585)
    Depreciation and amortization                                               912               28,346                  42,685
    Accretion of original issue discount                                        -                    -                       693
    Amortization of deferred financing cost                                     -                  2,607                   4,000
    Reorganization items                                                        -                  2,377                   8,692
    Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                            2,868               (5,294)                  1,144
        Decrease in inventory                                                 7,330               37,872                  44,486
        Decrease (increase) in prepaid assets                               (10,899)               5,815                   6,659
        Increase (decrease) in accounts payable                                (812)              (6,901)                 21,789
        Increase (decrease) in accrued compensation and benefits             (1,612)                (328)                  3,248
        Increase in defined benefit pension obligations                         -                 19,422                  11,721
        Increase in other postretirement benefits                               -                  6,550                   6,093
        Decrease in accrued environmental liabilities                            (4)                (103)                 (1,735)
        Decrease (increase) in other current liabilities                     10,732              (15,733)                (15,746)
     Other                                                                     (430)               6,664                   2,297
                                                                          ---------            ---------               ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES BEFORE
   REORGANIZATION ITEMS                                                       2,019               17,887                 (16,944)
     Payments for professional fees and other reorganization items              -                    -                    (2,760)
                                                                          ---------            ---------               ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           2,019              (17,887)                (19,704)
                                                                          ---------            ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (4,821)              (8,180)                 (2,731)
    Disposition of property, plant, & equipment                                 -                  7,005                   4,050
                                                                          ---------            ---------               ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (4,821)              (1,175)                  1,319
                                                                          ---------            ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                -                    -                     2,000
    Net proceeds (borrowings) under revolving credit facilities               9,051              (17,118)                 27,800
    Repayments of long-term debt                                                -                 (3,600)                   (557)
    Deferred financing costs                                                    -                    -                    (3,541)
    Redemption of class A members' interest                                     -                    -                      (100)
    Payment of preferred return                                                 -                    -                       (73)
                                                                          ---------            ---------               ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           9,051              (20,718)                 25,529
                                                                          ---------            ---------               ---------
Effect of exchange rate changes on cash                                         (58)                 231                    (609)
                                                                          ---------            ---------               ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     6,191               (3,775)                  6,535
Cash and cash equivalents - beginning of period                               1,972                5,745                   1,795
                                                                          ---------            ---------               ---------
Cash and cash equivalents - end of period                                 $   8,163            $   1,971               $   8,330
                                                                          =========            =========               =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                    $   1,000            $  11,150                 $52,557
                                                                          =========            =========               =========
Cash paid for income taxes                                                    $ -              $     -                 $     316
                                                                          =========            =========               =========

The accompanying notes are an integral part of these statements.

                REPUBLIC ENGINEERED PRODUCTS LLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS, EXCEPT AS OTHERWISE NOTED)
                                   (UNAUDITED)


1.    NATURE OF OPERATIONS, ORGANIZATION AND OTHER RELATED INFORMATION

Republic Engineered Products LLC ("Republic" or the "Company") produces special bar quality steel products. Special bar quality steel products are high quality hot-rolled and cold-finished carbon and alloy steel bars and rods used primarily in critical applications in automotive and industrial equipment. Special bar quality steel products are sold to customers who require precise metallurgical content and quality characteristics. Special bar quality steel products generally contain more alloys, and sell for substantially higher prices, than merchant and commodity steel bar and rod products. Republic produces a wide range of special bar quality steel products and supply a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

Blue Bar, L.P. ("Blue Bar") is a Delaware limited partnership and holds all of the outstanding membership interests of the Company. Blue Steel Capital Corp., N&T Railway Company LLC and 2011448 Ontario Limited are wholly owned subsidiaries of the Company. Blue Steel Capital Corp. is a Delaware corporation formed for the sole purpose of issuing the notes (see note 6) and holds no assets. N&T Railway Company LLC is a Delaware limited liability company and operates the railroad assets located at the Canton and Lorain, Ohio facilities. 2011448 Ontario Limited is an Ontario corporation and its sole asset is an option to acquire the assets and properties associated with Republic Technologies' Hamilton, Ontario cold-finishing facility.

KPS Special Situations Fund, L.P., a Delaware limited partnership ("KPS"), together with certain of its affiliates may be deemed to beneficially own the membership interests held of record by Blue Bar. Blue Steel Corporation, a Delaware corporation controlled by KPS, is the sole general partner and a limited partner of Blue Bar and holds an 80.8% economic interest in such partnership. Hunt Investment Group. L.P., a Delaware limited partnership ("Hunt"), together with certain of its affiliates, may be deemed to beneficially own the membership interests held of record by Blue Bar. HIG-Steel Investors, L.P., a Delaware limited partnership, is a limited partner of Blue Bar and holds a 19.2% economic interest in such partnership.

The Company commenced operations on August 16, 2002 after it acquired a substantial portion of the operating assets of Republic Technologies International, LLC and its subsidiaries ("Republic Technologies") in a sale of assets under Section 363 of the United States Bankruptcy Code. The acquired operating assets accounted for all of Republic Technologies' steel melting capacity, over one-half of its hot-rolling capacity and approximately two-thirds of its cold-finishing production capacity. Management plans to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. The transaction eliminated significant liabilities that had been associated with the business acquired from Republic Technologies. The Company also acquired an option to purchase the assets associated with Republic Technologies' cold-finishing plant located in Hamilton, Ontario on or prior to August 16, 2003 for nominal consideration and the assumption of certain liabilities. Republic incurred significant indebtedness in connection with the consummation of the acquisition, including $80.0 million aggregate principal amount of the notes and borrowings of $269.7 million under the credit facility (see note 6).

The Company hired approximately 2,300 of the approximately 3,700 hourly employees of Republic Technologies and entered into a new labor agreement with the United Steelworkers of America ("USWA"), which covers most of the hourly employees and has a five-year term. In comparison to the labor agreement between Republic Technologies and the USWA, the new labor agreement reduces the number of employees and employment costs and provides increased staffing flexibility.

In order to facilitate the orderly transfer of the special bar quality steel product business from Republic Technologies to Republic, Republic Technologies has entered into a transition services agreement with Republic (the "Transition Services Agreement"). Under the Transition Services Agreement, Republic Technologies provides Republic with an interim supply of certain inventory to sell to customers while the Company modernizes its Lorain facility. Specifically, Republic Technologies will continue to operate certain facilities that the Company did not acquire to convert in-process inventory into billets, hot rolled bars and cold finished bars, which will be handled, rolled, finished, stored and shipped by employees of Republic Technologies. In addition, the parties will supply other services to each other to ensure the smooth transition of the Predecessor's business to Republic Engineered Products LLC and the wind down of the Republic Technologies' bankruptcy estate. Republic is also obligated to pay $5.0 million to Republic Technologies for its operation of assets it retained. This fee will be paid in five $1.0 million installments which commenced on September 15, 2002. The final payment will be due on January 16, 2003. Under the terms of the Transistion Services Agreement, Republic will pay these fees to The Bank of New York for the benefit of the holders of Republic Technologies 13 3/4% senior secured notes.

The Company will reimburse Republic Technologies for any reasonable costs it incurs from providing the services under the terms of the Transition Services Agreement, including the costs of operating the assets, costs associated with materials owned or acquired that are necessary to provide the services and costs of the employees involved in providing the services. Other costs, including those related to environmental compliance, are the sole responsibility of Republic Technologies.

2.    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements contain results for Republic Engineered Products LLC for the period from August 16, 2002 to September 30, 2002 and Republic Technologies International Holdings, LLC (the "Predecessor") for the three and nine-month periods ended September 30, 2001 which are prepared under the going concern basis of accounting. On July 11, 2002, the Predecessor received U.S. Bankruptcy Court approval to sell a substantial portion of assets to the Company and liquidate the remaining assets. Accordingly, the accompanying consolidated financial statements for the periods from January 1, 2002 to August 15, 2002 and from July 1, 2002 to August 15, 2002 contain results for Predecessor and were prepared under the liquidation basis of accounting. Under this basis of accounting, assets and liabilities are stated at their net realizable value, and estimated costs through the liquidation date are provided to the extent reasonably determinable. The liquidation basis of accounting requires the determination of significant estimates and judgments. As discussed further in Note 7, the liabilities subject to compromise will be subject to further adjustment in the bankruptcy proceedings. The Company's adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting includes:

      Decrease to reflect net realizable value of property, plant and equipment.........................................................  $ 433,748
      Write-off of deferred financing costs................................     22,192
      Decrease to reflect the net realizable value of goodwill.............      2,431
                                                                             ---------
              Net decrease in carrying value...............................  $ 458,371
                                                                             =========

The consolidated statements and other financial information included herein have been prepared by Republic and are unaudited. Although management believes that all adjustments, including normal recurring adjustments necessary for a fair presentation, have been made, interim periods are not necessarily indicative of the results of operations for a full year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all short-term investments with maturities at the date of purchase of three months or less to be cash equivalents.

INVENTORIES

Inventories are carried at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and include improvements that significantly extend the useful lives of existing plant and equipment. The Company provides for depreciation of property, plant and equipment on the straight-line method based upon the estimated useful lives of the assets. The range of estimated useful lives of the Company's assets are as follows:

      Buildings and improvements..........................   15 - 20 years

      Land improvements...................................   10 - 15 years

      Machinery and equipment.............................    3 - 15 years

Repairs and maintenance costs are expensed as incurred. Capital expenditures that cannot be put into use immediately are included in construction-in-progress. As these projects are completed, they are transferred to depreciable assets. Net gains or losses related to asset dispositions are recognized in the Company's operating results in the period in which the disposition occurs.

GOODWILL

Goodwill arising from the acquisition of substantial portion of the operating assets of Republic Technologies. Goodwill is not amortized, but is subject to periodic impairment assessments.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, consisting of property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the recovery amount or fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

INCOME TAXES

The Company is a limited liability company that is treated similar to a partnership for U.S. federal and state income tax purposes and, accordingly, has no income tax provision or deferred income tax assets or liabilities related to these jurisdictions. Amounts for income taxes consist primarily of a provision for foreign taxes relating to Republic Technology's Canadian subsidiary.

ENVIRONMENTAL COSTS

The Company and other steel companies have in recent years become subject to increasingly stringent environmental laws and regulations. It is the policy of the Company to endeavor to comply with applicable environmental laws and regulations. The Company established a liability for an amount which the Company believes is adequate, based on information currently available, to cover costs of remedial actions it will likely be required to take to comply with existing environmental laws and regulations.

The recorded amounts represent an estimate of the environmental remediation costs associated with future events triggering or confirming the costs that, in management's judgment, are likely to occur. This estimate is based on currently available facts, existing technology, and presently enacted laws and regulations, and it takes into consideration the likely effects of inflation and other societal and economic factors. The precise timing of such events cannot be reliably determined at this time due to absence of any deadlines for remediation under the applicable environmental laws and regulations pursuant to which such remediation costs will be expended. No claims for recovery are netted against the stated amount.

MEMBERS' INTEREST

The Company has 1,000 member interest units. All of the outstanding member interest units of the company are held by Blue Bar.

Republic Technologies has three classes of member interest units: Class A, Class B and Class C. Class A units, which were mandatorily redeemable and initially consisted of 1,100 units, have a stated value of $5,000 per unit and carry a preferred return of $350 per unit, which was paid quarterly. Class B units, consisting of 1,000 units, had no stated value and were allocated all net income/loss after preferred returns had been allocated. Class C units, consisting of 30,000 units had a stated value of $1,000 per unit and carried a preferred return of 5% of stated value which was payable in kind or cash at the Predecessor's option. The accumulated and unpaid preferred return was $3.1 million at the Petition Date. The Predecessor ceased accruing preferred return at the Petition Date. Both Class A and C units have distribution and dissolution preferences ahead of Class B units. The mandatory redemption feature of the Class A units causes it to be classified in the consolidated balance sheets outside of the members' interest section. During 2001 and 2000, Republic Technologies redeemed $.1 million of Class A members' interest.

REVENUE RECOGNITION

The Company records revenues at the time the product is shipped to its customers. Sales are made with no right of return. Reserves are established for estimated claims and allowances for defective materials.

FOREIGN CURRENCY TRANSLATION

Asset and liability accounts of the Company's foreign operations are translated into U. S. dollars using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Translation adjustments are reflected as a component of members' interest.

Transaction gains and losses are included in the consolidated statements of operations as incurred. These amounts were not significant in all periods presented.

TOTAL OTHER COMPREHENSIVE LOSS

Total other comprehensive loss for the period from August 16, 2002 to September 30, 2002 is as follows:

Net Loss                                               $(6,066)
Foreign currency translation
     adjustment                                            (58)
                                                       --------
Total other comprehensive loss                         $(6,124)
                                                       ========

USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements included herein were prepared with the use of estimates. The Company has made significant accounting estimates with respect to the allowance for doubtful accounts, claims reserves, inventory market and obsolescence reserves, impairment of goodwill and other long-lived assets, and accrued environmental liabilities. The Predecessor used estimates for, among others, defined benefit pension obligations, other postretirement benefit obligations, environmental remediation, shutdown reserves, liabilities subject to compromise, impairment of long-lived assets, and loss from disposition of discontinued operation, all of which are significant to the consolidated financial statements taken as a whole.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001 the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and certain intangible assets upon adoption and also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. Republic Technologies adopted this accounting standard effective January 1, 2002 and has reported accordingly for the consolidated financial statements herein.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", that requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Statement defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after December 15, 2002. The Company anticipates an immaterial impact, if any, of SFAS No. 143 on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposals of Long-Lived Assets". This statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There was no financial statement implication related to the adoption of this Statement effective January 1, 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases;
(2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement will be effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company anticipates an immaterial impact, if any, of SFAS No. 146 on its financial statements.

4.    ACQUISITION

On August 16, 2002 the Company acquired a substantial portion of the operating assets of Republic Technologies International, LLC and its subsidiaries. The total purchase price was $372.2 million, which consists of $10.0 million paid to Republic Technologies, $12.5 million in acquisition fees and expenses, and indebtedness totaling $349.7 million, which included $269.7 million under a revolving credit facility and the issuance of $80.0 million in senior secured notes. The total purchase price was allocated to the assets acquired and liabilities assumed, based on a preliminary estimate of their respective fair values. The final purchase accounting adjustment of the Company to reflect the fair value of the assets acquired and liabilities assumed, will be based upon appraisals by independent parties and other estimates of fair values that are still in progress, and are subject to change.

5.    INVENTORIES

The components of inventories are as follows:             September 30, 2002     December 31, 2001
                                                          ------------------     -----------------
Raw materials                                                      $  11,956             $  11,352
Semi-finished and finished goods                                     167,626               196,512
                                                          ------------------     -----------------
Total                                                              $ 179,582             $ 207,864
                                                          ==================     =================

Inventory acquired from Republic Technologies has been revalued to the current market value on August 16. 2002. During the period from August 16, 2002 to September 30, 2002, $4.0 million of the fair value purchase accounting adjustment increased cost of goods sold as this inventory was relieved. The inventory is reported net of lower-of-cost or market and obsolescence reserves of $1.9 million and $10.1 million at September 30, 2002 and December 31, 2001, respectively.

6.    REVOLVING CREDIT FACILITY AND SENIOR SECURED NOTES

On August 16, 2002, Republic entered into a credit facility, which matures on June 30, 2007, with Fleet Capital Corporation, as administrative agent, and other lenders. The credit facility consists of a senior revolving credit facility with a total commitment of up to $336.0 million. This total commitment will automatically reduce by $5.0 million on the first day of each quarter commencing the fiscal quarter that begins on July 1, 2003 until such time as the total commitment is reduced to $275.0 million. Availability under our credit facility is limited to a borrowing base. Republic borrowed an aggregate of $269.7 million in connection with the closing of the acquisition of assets of Republic Technologies, and Republic is entitled to draw amounts under the new credit facility to finance working capital and capital expenditures, and for other general corporate purposes. The availability under the credit facility at September 30, 2002 was $31.0 million.

The borrowings under the credit facility are secured by a first priority perfected security interest in the capital stock and other equity interests of each direct and indirect subsidiary of Blue Bar, L.P. and all of Republic's presently owned and subsequently acquired inventory, accounts receivable, intellectual property and related assets (other than those of Blue Bar, L.P.) and the real estate and fixed assets comprising, and the intellectual property relating to, the Canton, Ohio Caster and Continuing Rolling Facility, or Canton CR(TM).

Borrowings under the credit facility bear interest, at the Company's option, at either a base rate equal to the higher of the "prime rate" by Fleet National Bank, the weighted average of rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus the applicable margin, or a Eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin.

The credit facility contains negative covenants and provisions that restrict, among other things, the ability to incur additional indebtedness or guarantee the obligations of others, grant liens, make investments, pay dividends, repurchase stock or make other forms of restricted payments, merge, consolidate and acquire assets or stock, engage in sale and leaseback transactions or dispose of assets, make capital expenditures in excess of specified annual amounts, engage in transactions with the affiliates, and prepay or amend the senior secured notes. The credit facility also requires us and the subsidiaries to meet financial covenants and ratios, particularly a minimum fixed charge coverage ratio based on operating cash flow to total debt service to be tested quarterly commencing on March 31, 2004.

The outstanding notes are senior secured obligations of the issuers, aggregating $80.0 million of principal amount, and will mature on August 16, 2009. Interest on the notes accrues at the rate of 10% per annum and is payable quarterly in cash on each March 31, June 30, September 30 and December 31, commencing September 30, 2002.

The notes were issued under an Indenture dated as of August 16, 2002 among Republic Engineered Products LLC and Blue Steel Capital Corp., as issuers, N&T Railway Company, LLC and Blue Bar, as guarantors, and LaSalle Bank National Association, as trustee. The indenture governing the notes requires us to secure the notes and contains significant affirmative and negative covenants including separate provisions imposing restrictions on additional borrowings, dividends and change of control provisions, in each case, subject to certain exceptions. The notes are secured, subject to exceptions and limitations, by (1) a first priority lien on, and security interest in, substantially all of the existing assets of the Company and its subsidiaries, other than the Canton CR(TM), inventory, accounts receivable and intellectual property and related assets, and (2) a first priority interest in the capital stock and other equity interests of each direct and indirect subsidiary of Blue Bar, other than 201144B Ontario Limited.

7.    LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

The accompanying consolidated balance sheet at December 31, 2001 for Republic Technologies segregates liabilities subject to compromise, such as unsecured claims, in the amount of $1,239.2 million from liabilities not subject to compromise and liabilities arising subsequent to the Petition Date. These amounts represented the Company's best estimate of known or potential claims that were to be resolved in connection with the Chapter 11 cases. Liabilities subject to compromise at December 31, 2001 were as follows (in thousands):

                                                         DECEMBER 31, 2001
                                                         -----------------
      Accounts payable.................................  $         219,160
      Accrued interest.................................             20,370
      Other postretirement benefits....................            227,262
      Defined benefit pension obligations..............            199,879
      Accrued compensation.............................                 --
      Other accrued expenses...........................             23,738
      Long term deferred payables......................             36,424
      Long term debt...................................            512,377
                                                         -----------------
      Total  (a).......................................  $       1,239,210
                                                         =================

(a) Excludes a net intercompany payable in the amount of $5.9 million to the Company's subsidiary, Nimishillen & Tuscarawas LLC, which is not included in the bankruptcy proceedings.

The Predecessor's reorganization items consist of expenses directly incurred or realized as a result of the Chapter 11 cases and have been segregated from normal operations. Reorganization expense included in the consolidated statement of operations for the three and nine month periods ended September 30, 2001 include the following:

                                                         Period from    Three Months      Period from      Nine-Month
                                                         July 1, 2002       Ended       January 1, 2002       Ended
                                                        to August 15,   September 30,    to August 15,    September 30,
                                                             2002           2001             2002             2001
      Write-down of deferred financing costs related
      to the revolving credit facility                           $ --          $1,320            $   --          $4,247
      Professional fees and administrative items, net             528             828             2,377           4,387
                                                        ---------------------------------------------------------------
      Total                                                      $528          $2,148            $2,377          $8,634
                                                        ===============================================================

8.    SPECIAL CHARGES

      The Predecessor maintained a Master Collective Bargaining Agreement and settlement agreement (collectively, the "Master CBA") with employees represented by the USWA which required Republic Technologies International, LLC to offer Early Retirement Buyouts ("ERBs") to at least 1,000 employees and permitted Republic Technologies International, LLC to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs was to reduce the hourly workforce by a net reduction of over 1,900 hourly employees over four years. These programs were substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions were being recognized as the offers are accepted by the employees and intended to be awarded by the Predecessor. During the period from January 1, 2002 to August 15, 2002 there were 43 ERB's accepted amounting to $8.8 million. In the nine-month period ended September 30, 2001 there were 68 ERB's and 11 VSP's accepted amounting to $14.6 million.

As an outcome of restructuring activities, Republic Technologies took several actions resulting in the need to record certain asset impairments and restructuring reserves, including shutting down the Johnstown, Pennsylvania melt shop facility, the Canton, Ohio 12" rolling mill facility, and the Willimantic, Connecticut cold-finishing facility. As a result of these actions, the Predecessor recorded restructuring charges of $1.2 million during the nine-month period ended September 30, 2001. The $1.2 million charge includes $0.9 for severance costs relating to administrative staff reductions and $0.3 million in environmental remediation required as a result of the Willimantic facility closure. During the period from January 1, 2002 to August 15, 2002, the Predecessor recorded $1.9 million of severance-related costs for administrative staff reductions and $0.6 million of miscellaneous facility closure costs. A gain of $0.8 million as a result of the Predecessor's Willimantic plant sale and the reversal of the Predecessor's related shutdown reserve offset these charges.

9.    SEGMENT INFORMATION

The Company operates in two reportable segments: hot-rolled and cold-finished. The Predecessor operated its Specialty Steel division as a third segment, however, as discussed in Note 10, the Specialty Steel division was accounted for as discontinued operation. As such the following information related to the Predecessor does not reflect the Specialty Steel division as a reportable segment. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users. The Company measures segment performance based on earnings before net interest expense, income taxes, depreciation and amortization expense, and other (income) loss, net ("EBITDA, as defined").

HOT-ROLLED

Hot-rolled bars and rods are processed from blooms and billets on rolling mills to change the internal physical properties, size or shape of the steel. Desirable characteristics of hot-rolled products include internal soundness, uniformity of chemical composition and freedom from surface imperfection. The Company's hot-rolled products include rounds, squares and hexagons, in both cut-lengths and coils. Customers for hot-rolled products include manufacturers of automotive parts, industrial equipment, independent forgers, steel service centers, and converters. The Company's hot-rolled products are used in the manufacture of end-use products such as automotive drive trains, engine and transmission parts, bearings and tractor components.

COLD-FINISHED

Cold-finishing is a value-added process which improves the physical properties of hot-rolled bars and rods. Cold-finished products are produced from hot-rolled bars by cold-drawing, turning, grinding, thermal treating or a combination of these processes. The manufacturing process allows for production of products with more precise size and straightness tolerances, as well as improved strength and surface finish, that provides customers with a more efficient means of producing a number of end products by often eliminating processing steps in the customers' use of the products. The Company's cold-finished products include rounds, squares, hexagons, and flats, all of which can be further processed by turning, grinding or polishing, or a combination thereof. Customers for cold-finished products include manufacturers of automotive parts, industrial equipment, steel service centers and distributors. The Company's cold-finished products are used in the manufacture of end-use products such as automotive steering assemblies, electrical motor shafts, ball and roller bearings, valves and hand tools.

Inter-segment sales are made at an agreed upon transfer cost which is adjusted quarterly and are eliminated in consolidation. Selling, general and administrative and other costs are allocated 90% to hot-rolled and 10% to cold-finished for the Company and 80% to hot-rolled and 20% to cold-finished for the Predecessor. Pension costs are allocated based on the amount of payroll incurred by each segment.

                                        The Company for the Period from August 15, 2002 to September 30, 2002
                                      -------------------------------------------------------------------------
                                                       Cold-       Total        Inter Segment
                                       Hot-Rolled    Finished     Segments    Elimination/Other   Consolidated
Net sales                               $ 100,566    $ 15,697    $ 116,263       $(11,012)          $  105,251
Depreciation and amortization                 847          65          912             --                  912
Segment profit (loss) (EBITDA,
    as defined)                              (342)     (1,984)      (2,326)            --               (2.326)
Capital expenditures                        4,821          --        4,821             --                4,821
Segment Assets                            440,062      54,184      494,246             --              494,246

                                         The Predecessor for the Period from July 1, 2002 to August 15, 2002
                                      -------------------------------------------------------------------------
                                                       Cold-       Total        Inter Segment
                                       Hot-Rolled    Finished     Segments    Elimination/Other   Consolidated
Net sales                               $  95,298    $ 18,745    $ 114,043       $(10,886)          $  103,157
Depreciation and amortization                  --          --           --             --                   --
Segment profit (loss) (EBITDA,
    as defined)                            (6,229)     (2,793)      (9,022)            --               (9,022)
Capital expenditures                        3,119          --        3,119             --                3,119

                                         The Predecessor for the Three-Month Period Ended September 30, 2001
                                      -------------------------------------------------------------------------
                                                       Cold-        Total         Inter Segment
                                       Hot-Rolled    Finished      Segments     Elimination/Other   Consolidated
Net sales                               $ 218,472    $ 50,053    $   268,525       $(28,508)         $   240,017
Depreciation and amortization              12,876       1,259         14,135             --               14,135
Segment profit (EBITDA,
    as defined)                            (4,359)     (1,613)        (5,972)            --               (5,972)
Capital expenditures                        1,478        (117)         1,361             --                1,361
Segment assets                            976,593     126,151      1,102,744         16,133            1,118,877

                                       The Predecessor for the Period from January 1, 2002 to August 15, 2002
                                      ------------------------------------------------------------------------
                                                       Cold-       Total       Inter Segment
                                       Hot-Rolled    Finished     Segments   Elimination/Other   Consolidated
Net sales                               $ 558,290    $117,863    $ 676,153      $ (64,170)          $ 611,983
Depreciation and amortization              25,840       2,505       28,345             --              28,345
Segment profit (loss) (EBITDA,
    as defined)                            17,274      (9,276)       7,998             --               7,998
Capital expenditures                        7,253          --        7,253             --               7,253

                                              The Predecessor for the Nine Months Ended September 30, 2001
                                      ---------------------------------------------------------------------------
                                                       Cold-        Total         Inter Segment
                                       Hot-Rolled    Finished      Segments     Elimination/Other   Consolidated
Net sales                               $ 682,243    $166,057    $   848,300       $(91,028)         $   757,272
Depreciation and amortization              38,906       3,779         42,685             --               42,685
Segment profit (loss) (EBITDA,
    as defined)                           (22,356)     (1,017)       (23,373)            --              (23,373)
Capital expenditures                        2,511         220          2,731             --                2,731
Segment assets                            976,593     126,151      1,102,744         16,133            1,118,877

10.   DISCONTINUED OPERATIONS

The Predecessor historically reported its Specialty Steel division as a discontinued operation. Certain assets of the Baltimore plant were sold in January 2001. The assets of the Canton plant, representing a substantial portion of the remaining assets, were sold on September 5, 2002.

A reserve for the estimated operating losses of the Specialty Steel division was made as part of the accounting for the discontinued operations and periodically revised as part of the periodic reassessment of the carrying values of the net assets relating to the discontinued operations. In the period from January 1, 2002 to August 15, 2002 and the nine months ended September 30, 2001, no provision was recorded for any gain or loss from the disposition of the discontinued operations.

Sales and related losses for the discontinued operations were as follows (net loss on discontinued operations were reflected in the Predecessor's financial statements as a reduction in the accrual for losses on the discontinued operations that was provided as part of the estimated loss on disposition):

                                                                THE PREDECESSOR
                                 ------------------------------------------------------------------------------
                                 THE PERIOD FROM   THREE MONTH PERIOD    THE PERIOD FROM         NINE MONTH
                                 JULY 1, 2002 TO          ENDED         JANUARY 1, 2002 TO      PERIOD ENDED
                                 AUGUST 15, 2002   SEPTEMBER 30, 2001    AUGUST 15, 2002     SEPTEMBER 30, 2001
                                 ---------------   ------------------   ------------------   ------------------
Net sales.....................     $    1,597         $     5,375           $   10,111           $   17,916
Gross loss....................         (3,871)               (221)              (6,243)              (2,527)
Loss before income taxes......     $   (3,946)        $      (377)          $   (6,672)          $   (2,489)
Provision for income taxes....             --                  --                   --                    -
                                   ----------         -----------           ----------           ----------
Net loss......................     $   (3,946)        $      (377)          $   (6,672)          $   (2,489)
                                   ==========         ===========           ==========           ==========

Included in the Company's consolidated balance sheet as assets held for sale at December 31, 2001 were $9,013 of inventories presented as current assets held for sale and $2,355 of property, plant and equipment presented as non-current assets held for sale.

11.   RELATED PARTY TRANSACTIONS

Republic is party to a Management Services Agreement dated as of August 16, 2002 between Blue Bar and the Company pursuant to which Blue Bar agreed to provide certain ongoing advisory and management services to the Company as requested by the Company from time to time. The Company will pay Blue Bar a quarterly fee of $250,000 for such services and will reimburse Blue Bar and its affiliates for all reasonable costs and expenses incurred by them in providing such advisory and management services. The Company's obligation to make such payments will terminate upon the first to occur of (i) August 16, 2012 and (ii) the end of the fiscal year in which Blue Bar, or any of its affiliates, directly or indirectly, ceases to own any membership interests in the Company.

On August 16, 2002, Republic paid one-time transaction fees of $3.2 million to an affiliate of KPS Special Situation Fund L.P. and $.8 million to an affiliate of Hunt Investment Group, which collectively own Blue Bar, L.P. These transaction fees were paid out of the proceeds of the capital contribution made by Blue Bar, L.P. to the Company contemporaneously with our acquisition of assets from Republic Technologies.

12.   COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is the subject of or party to various pending or threatened legal and environmental actions. The Company provides for the costs related to these matters when a loss is probable and the amount is reasonably estimable. Based on information presently known to the Company, management believes that any ultimate liability resulting from these actions will not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

13.   ENVIRONMENTAL MATTERS

As is the case with most steel producers, the Company could incur significant costs related to environmental issues in the future. Our operations are subject to federal, state and local environmental laws and regulations that in the event of environmental contamination could result in the Company incurring significant liabilities.

Republic continuously monitors its compliance with applicable environmental laws and regulations and believe that it currently is in substantial compliance with them. Republic anticipates that our expenditures for environmental control measures during the next 12-month period will be approximately $.2 million. Republic currently believes that estimated aggregate cost to resolve environmental contingencies are likely to be in the range of $3.9 million to $8.4 million over the lives of our facilities. Our reserve to cover probable environmental liabilities was approximately $5.8 million as of September 30, 2002. To the extent Republic incurs any such remediation costs, these costs will most likely be incurred over a number of years; however, future regulatory action regarding historical disposal practices at our facilities, as well as continued compliance with environmental requirements, may require us to incur significant costs that may have a material adverse effect on our future financial performance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Republic Engineered Products LLC produces special bar quality steel products. Special bar quality steel products are high quality hot-rolled and cold-finished carbon and alloy steel bars and rods used primarily in critical applications in automotive and industrial equipment. Special bar quality steel products are sold to customers who require precise metallurgical content and quality characteristics. Special bar quality steel products generally contain more alloys, and sell for substantially higher prices, than merchant and commodity steel bar and rod products. Republic produces a wide range of special bar quality steel products and supply a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

RESULTS OF OPERATIONS

The following discussion relates to the results of operations for Republic Technologies for the three and nine month periods ended September 30, 2001, the period from January 1, 2002 to August 15, 2002 and the period from July 1, 2002 to August 15, 2002 and the results for Republic Engineered Products LLC for the period from August 16, 2002 to September 30, 2002. The reported results are not necessarily indicative of the results to be expected for the full year ended December 31, 2002.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001

Net sales for the three months ended September 30, 2002 totaled $208.4 million on shipments of approximately 414,000 net tons compared with net sales of $240.0 million for the three months ended September 30, 2001 on shipments of approximately 484,140 net tons. The decrease in net sales and tons shipped reflects a reduction of tubular round requirements and the loss of cold finished bar shipments resulting from the sale or closing of four cold finished facilities. Net sales for the three months ended September 30, 2002 were comprised of $174.0 million of hot-rolled net sales and $34.0 million of cold-finished net sales, compared with hot-rolled net sales of $190.0 million and cold-finished net sales of $50.0 million for the three months ended September 30, 2001.

Cost of sales totaled $207.0 million, or 99.3% of net sales, for the three months ended September 30, 2002 compared with cost of sales of $240.0 million, or 100.0% of net sales, for the similar period ended September 30, 2001. Cost of sales for the three months ended September 30, 2002 consisted of $170.4 million on hot-rolled products and $36.7 million on cold-finished products compared with $189.8 million on hot-rolled products and $50.2 million on cold-finished products for the three months ended September 30, 2001. The overall decrease in cost of sales is primarily related to the reduction of shipments caused by tubular round requirements and idling of the cold finished facilities. Cost of sales as a percentage of net sales decreased primarily due to an improved product mix and labor cost improvements.

Selling, general and administrative expenses were $9.2 million, or 4.4% of net sales, for the three months ended September 30, 2002 compared with $10.0 million, or 4.2% of net sales, for the three months ended September 30, 2001. The overall decrease in selling, general and administrative expenses is due in part to the smaller staff in the third quarter of 2002 as compared to the third quarter of 2001.

Depreciation and amortization expense was $0.9 million for the three months ended September 30, 2002, compared with $14.1 million for the three months ended September 30, 2001. The decrease in the current period was primarily related to the Predecessor's change to liquidation based accounting in the second quarter of 2002. Under this method of accounting, no depreciation expense was recorded for the period from July 1, 2002 to August 15, 2002. Republic reported $0.9 million of depreciation for the period from August 16, 2002 to September 30, 2002 related to the assets acquired from Republic Technologies.

Special charges, recorded by the Predecessor, were $1.0 million for the three months ended September 30, 2002, compared with $0.6 million for the three months ended September 30, 2001. The 2002 charges consisted of $0.4 million of severance related costs for administrative staff reductions and $0.6 million of miscellaneous facility closure costs. The 2001 charges were for 3 voluntary early retirement buyouts accepted during September 2001.

Other operating expense was $5.4 million for the three months ended September 30, 2002, compared with $0.8 million for the three months ended September 30, 2001. The increase in the current period was primarily related to an increase in the provision for doubtful accounts relating to customer bankruptcies and an increased level of customer deductions and allowances.

Interest expense was $5.7 million for the three months ended September 30, 2002 compared with $8.5 million for the three months ended September 30, 2001. The decrease is primarily due to the lower average revolving credit facility balance combined with lower interest rates in the three month period ended September 30, 2002 as compared to the three month period ended September 30, 2001.

Reorganization items represent costs relating to the Predecessor's Chapter 11 proceedings. These costs amounted to $0.5 million and $2.1 million for the three months ending September 30, 2002 and 2001, respectively. The amounts are primarily incurred for various consulting and legal fees that are related to the bankruptcy proceedings.

As a result of the above, the Company reported a net loss of $21.3 million for the three months ended September 30, 2002 compared with a net loss of $36.2 million for the three months ended September 30, 2001.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

Net sales for the nine months ended September 30, 2002 totaled $717.2 million on shipments of approximately 1,444,300 net tons compared with net sales of $757.3 million for the nine months ended September 30, 2001 on shipments of approximately 1,515,040 net tons. The decrease in net sales and tons shipped resulted from decreased tubular round requirements and reduced cold finished bar sales due to the sale or idling of four cold finished facilities. Net sales for the nine months ended September 30, 2002 were comprised of $583.7 million of hot-rolled net sales and $133.5 million of cold-finished net sales, compared with hot-rolled net sales of $591.2 million and cold-finished net sales of $166.1 million for the nine months ended September 30, 2001.

Cost of sales totaled $691.3 million, or 96.4% of net sales, for the nine months ended September 30, 2002 compared with cost of sales of $760.4 million, or 100.4% of net sales, for the similar period ended September 30, 2001. Cost of sales for the nine months ended September 30, 2002 consisted of $551.3 million on hot-rolled products and $140.0 million on cold-finished products compared with $598.5 million on hot-rolled products and $161.9 million on cold-finished products for the nine months ended September 30, 2001. The overall decrease in cost of sales is primarily related to the reduction of sales caused by decreased tubular round shipments and idling of cold finished facilities. Cost of sales as a percentage of net sales decreased primarily due to an improved product mix.

Selling, general and administrative expenses were $28.2 million, or 3.9% of net sales, for the nine months ended September 30, 2002 compared with $34.4 million, or 4.5% of net sales, for the nine months ended September 30, 2001. The overall decrease in selling, general and administrative expenses is due in part to the smaller staff in 2002 as compared to 2001.

Depreciation and amortization expense was $29.3 million for the nine months ended September 30, 2002, compared with $42.7 million for the nine months ended September 30, 2001. The decrease in the current period was primarily related to the Predecessor's change to liquidation based accounting in the second quarter of 2002. Under this method of accounting, no depreciation expense was recorded for the period from July 1, 2002 to August 15, 2002. Republic reported $0.9 million of depreciation for the period from August 16, 2002 to September 30, 2002 related to the assets acquired from Republic Technologies.

Special charges, recorded by the Predecessor, were $10.5 million for the nine months ended September 30, 2002, compared with $15.8 million for the nine months ended September 30, 2001. The 2002 charges included $8.8 million relating to 43 voluntary early retirement buyouts being accepted during 2002. The remaining 2002 charges consisted of $1.9 million of severance-related costs for administrative staff reductions and $0.6 million of miscellaneous facility closure costs. A gain of $0.8 million as a result of the Predecessor's Willimantic plant sale and the reversal of a substantial portion of the Predecessor's related shutdown reserve offset these charges. The 2001 charges included $14.6 million relating to 68 voluntary early retirement buyouts and 11 voluntary severance packages being accepted during the first nine months of 2001. The remaining 2001 charges consisted of $0.3 million recorded in the second quarter of 2001 in connection with the shutdown of the Predecessor's Willimantic, Connecticut cold-finishing facility, and $0.9 million of severance related costs for administrative staff reductions.

Net interest expense was $20.6 million for the nine months ended September 30, 2002 compared with $48.0 million for the nine months ended September 30, 2001. The decrease is primarily due to the Predecessor's Chapter 11 filings suspending the accrual of interest expense as of April 2, 2001 on all debt other than the DIP credit facility and the industrial revenue bond held with the Development Authority of Cartersville, Georgia.

Reorganization items represent costs relating to the Predecessor's Chapter 11 proceedings. These costs amounted to $2.4 million and $8.6 million for the nine months ending September 30, 2002 and 2001, respectively. The amounts are primarily incurred for various consulting and legal fees that are related to the bankruptcy proceedings.

As a result of the above, the Company reported a net loss of $66.0 million for the nine months ended September 30, 2002 compared with a net loss of $152.5 million for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under our credit facility. The primary liquidity needs relate to working capital and capital expenditures.

Capital Expenditures

Capital expenditures for the period from August 16, 2002 to December 31, 2002 are expected to be approximately $19.3 million. This estimate includes $11.8 million for a capital improvement to the Lorain facility, $1.5 million for the segregation of water outflows at the Lorain facility and $6.0 million for maintenance capital projects, such as water treatment at the Canton CR(TM) facility, the Lorain basic oxygen process slag rake and the relocation of the quality verification line at Canton to the Lackawanna facility. Republic anticipates using cash from operations, borrowings under the credit facility and borrowings under loans from the States of Ohio and New York to meet these capital requirements. The credit facility limits to $24.0 million the amount of the capital expenditures from August 16, 2002 to December 31, 2002. Republic believes that sufficient liquidity exists to meet these requirements.

The ability to maintain liquidity will be dependent on the ability to generate cash from operations, effective working capital management and obtaining project financing. Republic expects the new labor agreement to improve the liquidity by enhancing the ability to vary manufacturing cost with changes in volume.

Debt Service Requirements

Republic incurred an aggregate of $349.7 million of debt obligations in connection with the acquisition of the assets of Republic Technologies, including $269.7 million of borrowings under the credit facility and the issuance of $80.0 million of the notes. Republic will have significant debt repayment obligations under the credit facility and the notes.

Republic entered into a credit facility with Fleet Capital Corporation and other lenders on August 16, 2002. The credit facility consists of a senior revolving credit facility with a commitment of up to $336.0 million. Republic borrowed a total of $299.2 million upon the closing of the acquisition transaction and immediately paid down the outstanding amount to $269.7 million. At September 30, 2002, Republic had $278.8 million outstanding under the credit facility. The total commitment of $336.0 million will automatically reduce by $5.0 million on the first day of each quarter commencing the fiscal quarter that begins on July 1, 2003 until such time as the total commitment is reduced to $275.0 million. The amount available to be borrowed at any time is limited by a borrowing base, and amounts available under the credit facility were approximately $30.0 million at October 1, 2002. Republic is entitled to draw amounts under the credit facility to finance working capital and capital expenditures and for other general corporate purposes.

The borrowings under the credit facility are secured by a first priority perfected security interest in the capital stock and other equity interests of each direct and indirect subsidiary of Blue Bar, other than 2011448 Ontario Limited, which collateral also secures the senior secured notes on an equal and ratable basis, and all presently owned and subsequently acquired inventory, accounts, intellectual property and related assets of Republic and the guarantors (other than Blue Bar) and the real estate and fixed assets comprising, and the intellectual property relating to, the Canton CR(TM) facility. The obligations under the credit facility are secured and are unconditionally and irrevocably guaranteed jointly and severally by Blue Bar and each of the subsidiaries other than 2011448 Ontario Limited. Blue Bar's guarantee is limited in recourse to all of the membership interests owned by Blue Bar, which have been pledged to secure the guarantee.

Borrowings under the credit facility bear interest, at the Company's option, at either a base rate equal to the higher of the "prime rate" announced from time to time by Fleet National Bank at its office in Boston, Massachusetts or the weighted average of rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus the applicable margin; or a Eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin. The applicable margin on base rate loans initially is 1.25% and on Eurodollar loans is 3.00%. The applicable margin on base rate and Eurodollar loans may be reduced to as low as 0.25% and 2.00%, respectively, if Republic achieves specified reduced leverage ratios. As of October 1, 2002, borrowings under the credit facility are accruing interest at the rate of 4.9% per year.

The credit facility contains negative covenants and provisions that restrict, among other things, the ability to incur additional indebtedness or guarantee the obligations of others, grant liens, make investments, pay dividends, repurchase stock or make other forms of restricted payments, merge, consolidate and acquire assets or stock, engage in sale and leaseback transactions or dispose of assets, make capital expenditures in excess of specified annual amounts, engage in transactions with the affiliates, and prepay or amend the senior secured notes. The credit facility also requires us and the subsidiaries to meet financial covenants and ratios, particularly a minimum fixed charge coverage ratio based on operating cash flow to total debt service to be tested quarterly commencing on March 31, 2004.

Republic issued $80.0 million aggregate principal amount of the notes to Republic Technologies as partial consideration for the assets acquired. Republic Technologies directed the Company to issue the notes to the Republic Liquidating Trust, a trust established by Republic Technologies for the benefit of the holders of Republic Technologies' 13 -3/4% senior secured notes.

The notes require quarterly interest payments on March 31, June 30, September 30 and December 31 of each year. The indenture governing the notes requires us to redeem the notes with certain proceeds from asset sales of any collateral that secures the notes and contains significant affirmative and negative covenants including separate provisions imposing restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and change of control provisions, in each case, subject to certain exceptions. The notes are secured, subject to exceptions and limitations, by (1) a first priority lien on, and security interest in, substantially all of the existing assets of the Company and its subsidiaries, other than the Canton CR(TM), inventory, accounts receivable and intellectual property and related assets, and (2) a first priority interest in the capital stock and other equity interests of each direct and indirect subsidiary of Blue Bar, other than 2011448 Ontario Limited.

The obligations under the notes are unconditionally and irrevocably guaranteed jointly and severally by Blue Bar and each of the subsidiaries other than 2011448 Ontario Limited. Blue Bar's guarantee is limited in recourse to all of the membership interests owned by Blue Bar, which have been pledged to secure the guarantee.

Tax Distributions

The Company is a limited liability company, is treated as a partnership for income tax purposes and, accordingly, is not an income tax-paying entity. Blue Bar is a limited partnership and is not an income tax-paying entity either. Pursuant to the limited liability company agreement, Republic will be required to make cash distributions to the members to the extent necessary to satisfy tax obligations regarding their investment in the Company. To the extent that Blue Bar is required to make tax distributions to its partners, the Company will be required to make equivalent cash distributions to Blue Bar.

CRITICAL ACCOUNTING POLICIES

Republic's financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. Accounting estimates are an integral part of the financial statements prepared by management and are based on management's current judgments. Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events.

The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Allowances for doubtful accounts are maintained to provide for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of these customers deteriorates, resulting in their inability to make payments, additional allowances may be required. Claims reserves are maintained to provide for known and estimated customer claims for defective materials. Inventory market and obsolescence reserves are established based on a periodic lower of cost or market assessment, as well as, an analysis of slow-moving inventory or inventory not applied to a customer order. The Company periodically reviews for impairment of goodwill and other long-lived assets, and whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable, records an impairment charge if necessary. Compliance issues associated with environmental laws and regulations established by federal, state and local authorities could subject the Company to various related costs. The Company makes provision for these costs, but if the environmental laws and regulations or the varying underlying assumptions change, adjustments to the reserves may be necessary.

ENVIRONMENTAL MATTERS

As is the case with most steel producers, the Company could incur significant costs related to environmental issues in the future. The operations are subject to federal, state and local environmental laws and regulations that in the event of environmental contamination could result in the Company incurring significant liabilities.

Republic continuously monitors its compliance with applicable environmental laws and regulations and believe that it currently is in substantial compliance with them. Republic anticipates that the expenditures for environmental control measures during the next 12-month period will be approximately $.2 million. To the extent Republic incurs any such remediation costs, these costs will most likely be incurred over a number of years; however, future regulatory action regarding historical disposal practices at the facilities, as well as continued compliance with environmental requirements, may require the Company to incur significant costs that may have a material adverse effect on its future financial performance.

FORWARD LOOKING STATEMENTS

Statements included in this filing with the SEC (including those portions of Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts but refer to management's intentions, beliefs, or expectations for the future. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Certain factors that could cause actual results to differ from those in such forward-looking statements include, but are not limited to, the following:

      - the ability to increase sales to existing and new customers, particularly sales to automotive and industrial equipment manufacturers;

      - market conditions and general risks associated with the steel industry; and

      - the other risks discussed under the heading "Risk Factors" in the Company's Registration Statement on Form S-1.

The reader should not place undue reliance on the forward-looking statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2002, we had $80.0 million aggregate principal amount of the notes outstanding and $278.8 million outstanding under our credit facility. The Company's notes bear interest at a fixed rate of 10% per year, but the interest rate on additional borrowings under our credit facility may vary. As a result, The Company's primary exposure to market risk for changes in interest rates relates to our credit facility. Borrowings under the credit facility bear interest, at The Company's option, at either (1) a base rate equal to the higher of the "prime rate" announced from time to time by Fleet National Bank at its office in Boston, Massachusetts or the weighted average of rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus the applicable margin; or (2) a Eurodollar rate on deposits for one, two three or six month periods, plus the applicable margin. Borrowings under The Company's credit facility currently bear interest at 4.98% per year. If the avarage interest rate for our borrowings under the credit facility were to increase by 100 basis points, our interest expense on average borrowings of $269.7 million would increase by approximately $2.7 million and reduce our net earnings, if any.

Almost all of our transactions are denoted in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

We do not currently engage in any interst rate, foreign currency exchange rate or commodity price hedging transactions, although we may do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

Prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman of the Board, President and Chief Executive Officer, and Vice President Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's management has concluded that the Company's disclosure controls and procedures are effective. there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other. The Company and its subsidiaries are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, these matters will not materially affect the Company's consolidated financial position, results of operations or cash flows.

In connection with the closing of the asset purchase transaction, the USWA took the position that the Modified Labor Contract did not apply to the necessarily separate purchase agreement for substantially all the assets of the Sellers' Canadian subsidiary, Canadian Drawn Steel Company ("Canadian Drawn"). The Modified Labor Contract allowed the Sellers to sell their assets to any purchaser that agreed to negotiate with USWA towards a new labor agreement, and provided that if no such agreement was reached, the purchaser could implement the Modified Labor Contract without the obligation to fund certain long-term pension and health-care "legacy costs" associated with the acquired assets. In light of the USWA's position and rather than delay consummation of the entire transaction, the parties negotiated the first amendment to the Asset Purchase Agreement, which addressed various other matters, included the Canadian inventory and receivables in the closing, and gave the Company a one-year option to purchase the other Canadian assets for de minimus additional consideration, without adjustment to the overall purchase price. Under the option, if the Sellers sell the Canadian Drawn assets to a third party, they will pay the net proceeds of that sale to the Company.

The Company and the USWA were negotiating for the purchase of the Canadian assets without the assumption of unwarranted additional liabilities until August 20, 2002, when the USWA sought orders from the Bankruptcy Court compelling the sale of substantially all the assets of Canadian Drawn. On September 13, 2002, the Sellers and the Company filed separate objections to the USWA's proposed orders, asserting that USWA had breached its Modified Labor Contract with the Sellers with respect to the Canadian assets, and were attempting to force upon the Company up to $5.0 million in additional assumed liability for legacy costs which the Asset Purchase Agreement never intended the Company to assume. The Sellers also asserted various procedural defenses against the USWA.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.)   Reports on Form 8-K

      None.

      b.)   Exhibits

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               REPUBLIC ENGINEERED PRODUCTS LLC AND SUBSIDIARIES





Date: November 8, 2002         By: /s/Joseph F. Lapinsky
                                   ---------------------
                               Joseph F. Lapinsky
                               President, Chief Executive Officer and
                               Managing Director




Date: November 8, 2002         By: /s/Joseph Kaczka
                                   ----------------
                               Joseph Kaczka
                               Chief Financial Officer, Vice President, Finance
                               and Controller, and Secretary

                                 CERTIFICATIONS

I, Joseph F. Lapinsky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Republic Engineered Products LLC (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's Board of Directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002                    By: /s/Joseph F. Lapinsky
                                              ---------------------
                                          Joseph F. Lapinsky
                                          President, Chief Executive Officer and
                                          Managing Director

                                 CERTIFICATIONS

I, Joseph Kaczka, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Republic Engineered Products LLC (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      d) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      e) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's Board of Directors:

      c) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      d) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002          By: /s/Joseph Kaczka
                                    ----------------
                                Joseph Kaczka
                                Chief Financial Officer, Vice President, Finance
                                and Controller, and Secretary

                           Certification Pursuant to
                            18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

I, Joseph F Lapinsky, President, Chief Executive Officer, and Managing Director of Republic Engineered Products LLC (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge,

1. The Quarterly Report on Form 10-Q of the Company for the period ending September 30, 2002 (the "Periodic Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 8, 2002                    By: /s/Joseph F. Lapinsky
                                              ---------------------
                                          Joseph F. Lapinsky
                                          President, Chief Executive Officer and
                                          Managing Director

                           Certification Pursuant to
                            18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

I, Joseph Kaczka, Chief Financial Officer, Vice President, Finance and Controller, and Secretary of Republic Engineered Products LLC (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge,

1. The Quarterly Report on Form 10-Q of the Company for the period ending September 30, 2002 (the "Periodic Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 8, 2002          By: /s/Joseph Kaczka
                                    ----------------
                                Joseph Kaczka
                                Chief Financial Officer, Vice President, Finance
                                and Controller, and Secretary